Form 10-K
JPMBB Commercial Mortgage Securities Trust 2014-C25
filed 2015-03-31
CIK 1622413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to _____ from _____

Commission file number of the issuing entity: 333-190246-10

Central Index Key Number of the issuing entity: 0001622413

JPMBB Commercial Mortgage Securities Trust 2014-C25

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000312070

Barclays Bank PLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1.)

Starwood Mortgage Funding II LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001567746

Redwood Commercial Mortgage Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001628601

Column Financial, Inc.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3943078 38-3943079 38-3943080 38-7120335 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/Yes  / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/  (Do not check if a smaller reporting company)                              Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant?s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Hilton Houston Post Oak Mortgage Loan, which constituted approximately 3.8% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Hilton Houston Post Oak Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The Florida Multifamily Portfolio Mortgage Loan, which constituted approximately 3.0% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Florida Multifamily Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These two loan combinations, including the Hilton Houston Post Oak Mortgage Loan and the Florida Multifamily Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10‑K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Grapevine Mills Mortgage Loan, which constituted approximately 6.2% of the asset pool of the issuing entity as of its cut-off date. The Grapevine Mills Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Grapevine Mills Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. A pari passu portion of this loan combination was securitized in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2014-C23 transaction, Commission File Number 333-190246-08 (the “JPMBB 2014-C23 Transaction”). This loan combination, including the Grapevine Mills Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C23 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10‑K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Wilton Commercial Portfolio Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date. The Wilton Commercial Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Wilton Commercial Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of this loan combination was securitized in the COMM 2014-LC17 transaction, Commission File Number 333-193376-11 (the “COMM 2014-LC17 Transaction”). This loan combination, including the Wilton Commercial Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-LC17 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10‑K.

Wells Fargo Bank, National Association (“Wells Fargo Bank”) is the master servicer for the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Wilton Commercial Portfolio Mortgage Loan and the Grapevine Mills Mortgage Loan and certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement, the Wilton Commercial Portfolio Mortgage Loan and the Grapevine Mills Mortgage Loan. Thus, Wells Fargo Bank, in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank is the custodian for the mortgage loans serviced under the Pooling and Servicing Agreement and the custodian for the Wilton Commercial Portfolio Mortgage Loan and the Grapevine Mills Mortgage Loan. Thus, Wells Fargo Bank, in the capacities described above, is a servicing function participant with respect to the mortgage loans because it is servicing mortgage loans which constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank in these capacities are listed in the Exhibit Index.

LNR Partners, LLC (“LNR”), an affiliate of Starwood Mortgage Funding II LLC, a sponsor, is the special servicer of the Wilton Commercial Portfolio Mortgage Loan. Therefore, the Depositor included in this Annual Report on Form 10‑K a servicer compliance statement for LNR pursuant to Item 1123. Because LNR is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountant’s attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of LNR under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountant’s attestation report are included in this Annual Report on Form 10‑K for the sake of completeness.

Wilmington Trust, National Association acts as trustee of the issuing entity, the Wilton Commercial Portfolio Mortgage Loan and the Grapevine Mills Mortgage Loan. Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement relating to the JPMCC 2014-C23 Transaction and the pooling and servicing agreement relating to the COMM 2014-LC17 Transaction, respectively, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10‑K. As a result, this Annual Report on Form 10‑K does not include an assessment of compliance with applicable servicing criteria of the trustee. The assessment of compliance with applicable servicing criteria of the master servicer covers Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10‑K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer for the loans serviced under the Pooling and Servicing Agreement and primary servicer for the Wilton Commercial Portfolio Mortgage Loan, the Hilton Houston Post Oak Loan and the Grapevine Mills Mortgage Loan, to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust and all parties related to such trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted.  As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a Prospectus Supplement of the registrant relating to the issuing entity filed on November 24, 2013 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10‑K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Grapevine Mills Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C23 Transaction, are attached under Item 15 to this Annual Report on Form 10‑K. Attached as Exhibit AA to the pooling and servicing agreement incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10‑K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Wilton Commercial Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-LC17 Transaction, are attached under Item 15 to this Annual Report on Form 10‑K. Attached as Schedule II to the pooling and servicing agreement incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10‑K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC ("CWAM") attached to this Annual Report on Form 10-K as Exhibit 33.23 discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance by CWAM

CWAM's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2014 and for the Reporting Period, disclosed a material instance of noncompliance that occurred with respect to the servicing criterion set forth in Item 1122(d)(1)(i), as follows:

With respect to compliance with servicing criterion 1122(d)(1)(i), CWAM’s policies and procedures were not properly instituted to monitor loan performance or other triggers and events of defaults in accordance with the transaction agreements.

Management's Discussion on Material Instance of Noncompliance by CWAM

1122(d)(1)(i): Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance of the transaction agreements. Timely reporting results of monitoring loan performance to the trusts, in accordance with the transaction agreements.

Noncompliance:

The instance of material noncompliance, for the Reporting Period included a failure to deliver required asset status reports ("ASRs") to the transaction parties in a timely manner with respect to certain agreements for the securitization transactions described in the table below (which do not include the securitization transaction to which this Annual Report on Form 10-K relates). The preparation and delivery of ASRs to the transaction parties are a component of CWAM's requirements under section 1122(d)(1)(i) of Regulation AB. The typical delivery timeframe ranges from 30 to 90 days and is dependent upon the related transaction agreements. Certain securitizations require ASRs upon transfer of a loan to CWAM.  During the reporting period, CWAM prepared the required ASRs, but failed to deliver the ASRs within the timeframes specified in the transaction agreements.  The ASRs for a total of 34 loans related to 17 securitizations were not delivered on time.  CWAM remedied the issue in December 2014 by delivering all of the delinquent reports.

#	Securitization	Number of loans impacted
1	BACM 2006-3	1
2	BACM 2008-1	3
3	CD 2007-CD4	5
4	CGCMT 2007-C6	4
5	GSMS 2012-GCJ7	1
6	JPMC 2006-CIBC17	3
7	JPMC 2006-LDP9	3
8	JPMC 2007-LDP11	2
9	JPMCC 2006-CIBC14	1
10	JPMCC 2008-C2	1
11	MLCFC 2006-1	1
12	MLCFC 2007-5	2
13	MLCFC 2007-6	1
14	MLMT 2006-C1	1
15	WBCMT 2006-C25	1
16	WBCMT 2006-C26	2
17	WBCMT 2006-C28	2
Total		34

Remediation:

In response to the procedural and system control weaknesses, CWAM's Compliance Committee conducted a process analysis and implemented various measures to prevent recurrence. The measures included additional task-specific training and development of a workflow chart with responsible parties including assignment of a senior manager responsible for the ASR process.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K.

(1) Not applicable.

(2) Not applicable.

(3) See below.

4.1           Pooling and Servicing Agreement, dated as of November 1, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of September 1, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 in connection with the JPMBB 2014-C23 Transaction and incorporated by reference herein)

4.3           Pooling and Servicing Agreement, dated as of September 1, 2014, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 in connection with the COMM 2014-LC17 Transaction and incorporated by reference herein)

31            Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.1)
33.9 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.3)
33.11 Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.4)
33.12 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.5)
33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.6)
33.14 National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.7)
33.15 Wells Fargo Bank, National Association, as Primary Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)
33.16 Rialto Capital Advisors, LLC, as Special Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)
33.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.3)
33.18 Wells Fargo Bank, National Association, as Custodian of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)
33.19 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)
33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)
33.21 National Tax Search, LLC, as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)
33.22 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 33.1)
33.23 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan
33.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 33.5)
33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.6)
33.28 National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.7)
33.29 Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.1)
33.30 LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan
33.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.3)
33.32 Wells Fargo Bank, National Association, as Custodian of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.4)
33.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.6)
33.34 National Tax Search, LLC, as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.1)
34.9 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.3)
34.11 Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.4)
34.12 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.5)
34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.6)
34.14 National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.7)
34.15 Wells Fargo Bank, National Association, as Primary Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)
34.16 Rialto Capital Advisors, LLC, as Special Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)
34.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.3)
34.18 Wells Fargo Bank, National Association, as Custodian of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)
34.19 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)
34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)
34.21 National Tax Search, LLC, as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)
34.22 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 34.1)
34.23 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan
34.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 34.5)
34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.6)
34.28 National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.7)
34.29 Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.1)
34.30 LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan
34.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.3)
34.32 Wells Fargo Bank, National Association, as Custodian of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.4)
34.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.6)
34.34 National Tax Search, LLC, as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 35.1)
35.5 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)
35.8 Rialto Capital Advisors, LLC, as Special Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan
35.11 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan
35.14 LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of November 24, 2014, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of November 24, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp. Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP, relating to the mortgage loans sold to the depositor by Ladder Capital Finance LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of November 24, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Barclays Bank PLC, relating to the mortgage loans sold to the depositor by Barclays Bank PLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of November 24, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Starwood Mortgage Funding II LLC and Starwood Mortgage Capital LLC, relating to the mortgage loans sold to the depositor by Starwood Mortgage Funding II LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)

99.5         Mortgage Loan Purchase Agreement, dated as of November 24, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Redwood Commercial Mortgage Corporation and Redwood Trust, Inc., relating to the mortgage loans sold to the depositor by Redwood Commercial Mortgage Corporation (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)

99.6         Mortgage Loan Purchase Agreement, dated as of November 24, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Column Financial, Inc., relating to the mortgage loans sold to the depositor by Column Financial, Inc. (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)

(b) The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Chase Commercial Mortgage Securities Corp.
(Depositor)

/s/ Brian Baker

Brian Baker, President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 30, 2015

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of November 1, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of September 1, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 in connection with the JPMBB 2014-C23 Transaction and incorporated by reference herein)

4.3           Pooling and Servicing Agreement, dated as of September 1, 2014, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 in connection with the COMM 2014-LC17 Transaction and incorporated by reference herein)

31            Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.1)
33.9 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.3)
33.11 Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.4)
33.12 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.5)
33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.6)
33.14 National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.7)
33.15 Wells Fargo Bank, National Association, as Primary Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)
33.16 Rialto Capital Advisors, LLC, as Special Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)
33.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.3)
33.18 Wells Fargo Bank, National Association, as Custodian of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)
33.19 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)
33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)
33.21 National Tax Search, LLC, as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)
33.22 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 33.1)
33.23 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan
33.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 33.5)
33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.6)
33.28 National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.7)
33.29 Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.1)
33.30 LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan
33.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.3)
33.32 Wells Fargo Bank, National Association, as Custodian of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.4)
33.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.6)
33.34 National Tax Search, LLC, as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.1)
34.9 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.3)
34.11 Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.4)
34.12 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.5)
34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.6)
34.14 National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.7)
34.15 Wells Fargo Bank, National Association, as Primary Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)
34.16 Rialto Capital Advisors, LLC, as Special Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)
34.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.3)
34.18 Wells Fargo Bank, National Association, as Custodian of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)
34.19 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)
34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)
34.21 National Tax Search, LLC, as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)
34.22 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 34.1)
34.23 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan
34.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 34.5)
34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.6)
34.28 National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.7)
34.29 Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.1)
34.30 LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan
34.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.3)
34.32 Wells Fargo Bank, National Association, as Custodian of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.4)
34.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.6)
34.34 National Tax Search, LLC, as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 35.1)
35.5 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)
35.8 Rialto Capital Advisors, LLC, as Special Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan
35.11 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan
35.14 LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of November 24, 2014, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of November 24, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp. Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP, relating to the mortgage loans sold to the depositor by Ladder Capital Finance LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of November 24, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Barclays Bank PLC, relating to the mortgage loans sold to the depositor by Barclays Bank PLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of November 24, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Starwood Mortgage Funding II LLC and Starwood Mortgage Capital LLC, relating to the mortgage loans sold to the depositor by Starwood Mortgage Funding II LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)

99.5         Mortgage Loan Purchase Agreement, dated as of November 24, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Redwood Commercial Mortgage Corporation and Redwood Trust, Inc., relating to the mortgage loans sold to the depositor by Redwood Commercial Mortgage Corporation (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)

99.6         Mortgage Loan Purchase Agreement, dated as of November 24, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Column Financial, Inc., relating to the mortgage loans sold to the depositor by Column Financial, Inc. (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 and incorporated by reference herein)