Form 10-K
JPMBB Commercial Mortgage Securities Trust 2014-C25
filed 2017-03-24
CIK 1622413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Central Index Key Number of the sponsor: 0001682523

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

Not applicable.

EXPLANATORY NOTES

The Hilton Houston Post Oak Mortgage Loan and the Florida Multifamily Portfolio Mortgage Loan, which constituted approximately 3.8% and 3.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Hilton Houston Post Oak Mortgage Loan or the Florida Multifamily Portfolio Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Hilton Houston Post Oak Mortgage Loan and the Florida Multifamily Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Wilton Commercial Portfolio Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Wilton Commercial Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Wilton Commercial Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the COMM 2014-LC17 Mortgage Trust transaction, Commission File Number 333-193376-11 (the “COMM 2014-LC17 Transaction”). This loan combination, including the Wilton Commercial Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-LC17 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2014-LC17 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2014-LC17 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Grapevine Mills Mortgage Loan, which constituted approximately 6.2% of the asset pool of the issuing entity as of its cut-off date.  The Grapevine Mills Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Grapevine Mills Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2014-C23 transaction, Commission File Number 333-190246-08 (the “JPMBB 2014-C23 Transaction”). This loan combination, including the Grapevine Mills Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C23 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2014-C23 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2014-C23 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and certificate administrator of the Grapevine Mills Mortgage Loan and the Wilton Commercial Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Grapevine Mills Mortgage Loan and the Wilton Commercial Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

CWCapital Asset Management LLC is the special servicer of the Grapevine Mills Mortgage Loan.  This mortgage loan constitutes more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for CWCapital Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because CWCapital Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of CWCapital Asset Management LLC because CWCapital Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Grapevine Mills Mortgage Loan and the Wilton Commercial Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the JPMBB 2014-C23 Transaction and the pooling and servicing agreement for the COMM 2014-LC17 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Grapevine Mills Mortgage Loan and the Wilton Commercial Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Grapevine Mills Mortgage Loan and the Wilton Commercial Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the Wilton Commercial Portfolio Mortgage Loan and the Grapevine Mills Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Park Bridge Lender Services LLC as operating advisor of the Wilton Commercial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and (ii) the servicer compliance statement of CWCapital Asset Management LLC as special servicer of the Grapevine Mills Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Grapevine Mills Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C23 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMBB 2014-C23 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMBB 2014-C23 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Rialto Capital Advisors, LLC, as Special Servicer

33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.1)

33.10 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.2)

33.11 Wilmington Trust, National Association, as Trustee of the Hilton Houston Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)

33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.4)

33.13 Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.5)

33.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.6)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.7)

33.16 National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.8)

33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.18 Rialto Capital Advisors, LLC, as Special Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)

33.19 Wilmington Trust, National Association, as Trustee of the Florida Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.21 Wells Fargo Bank, National Association, as Custodian of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.24 National Tax Search, LLC, as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.8)

33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.1)

33.26 LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan

33.27 Wilmington Trust, National Association, as Trustee of the Wilton Commercial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.4)

33.29 Wells Fargo Bank, National Association, as Custodian of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.5)

33.30 Park Bridge Lender Services LLC, as Operating Advisor of the Wilton Commercial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.7)

33.32 National Tax Search, LLC, as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.8)

33.33 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 33.1)

33.34 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan

33.35 Wilmington Trust, National Association, as Trustee of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 33.4)

33.37 Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 33.5)

33.38 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 33.6)

33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.7)

33.40 National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Rialto Capital Advisors, LLC, as Special Servicer

34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.1)

34.10 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.2)

34.11 Wilmington Trust, National Association, as Trustee of the Hilton Houston Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)

34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.4)

34.13 Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.5)

34.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.6)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.7)

34.16 National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.8)

34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.18 Rialto Capital Advisors, LLC, as Special Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)

34.19 Wilmington Trust, National Association, as Trustee of the Florida Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.21 Wells Fargo Bank, National Association, as Custodian of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)

34.24 National Tax Search, LLC, as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.8)

34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.1)

34.26 LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan

34.27 Wilmington Trust, National Association, as Trustee of the Wilton Commercial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.4)

34.29 Wells Fargo Bank, National Association, as Custodian of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.5)

34.30 Park Bridge Lender Services LLC, as Operating Advisor of the Wilton Commercial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.7)

34.32 National Tax Search, LLC, as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.8)

34.33 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 34.1)

34.34 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan

34.35 Wilmington Trust, National Association, as Trustee of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 34.4)

34.37 Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 34.5)

34.38 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 34.6)

34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.7)

34.40 National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.8)

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

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan

35.11 LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan

35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan

35.14 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of November 24, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 under Commission File No. 333-190246-10 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of November 24, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Ladder Capital Finance LLC, as Seller, and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 under Commission File No. 333-190246-10 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of November 24, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 under Commission File No. 333-190246-10 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of November 24, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Starwood Mortgage Funding II LLC, as Seller, and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 under Commission File No. 333-190246-10 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of November 24, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Redwood Commercial Mortgage Corporation, as Seller, and Redwood Trust, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 under Commission File No. 333-190246-10 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of November 24, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Column Financial, Inc., as Seller (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 under Commission File No. 333-190246-10 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 23, 2017

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

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Rialto Capital Advisors, LLC, as Special Servicer

33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.1)

33.10 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.2)

33.11 Wilmington Trust, National Association, as Trustee of the Hilton Houston Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)

33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.4)

33.13 Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.5)

33.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.6)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.7)

33.16 National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.8)

33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.18 Rialto Capital Advisors, LLC, as Special Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)

33.19 Wilmington Trust, National Association, as Trustee of the Florida Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.21 Wells Fargo Bank, National Association, as Custodian of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.24 National Tax Search, LLC, as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 33.8)

33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.1)

33.26 LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan

33.27 Wilmington Trust, National Association, as Trustee of the Wilton Commercial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.4)

33.29 Wells Fargo Bank, National Association, as Custodian of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.5)

33.30 Park Bridge Lender Services LLC, as Operating Advisor of the Wilton Commercial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.7)

33.32 National Tax Search, LLC, as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.8)

33.33 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 33.1)

33.34 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan

33.35 Wilmington Trust, National Association, as Trustee of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 33.4)

33.37 Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 33.5)

33.38 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 33.6)

33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.7)

33.40 National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Rialto Capital Advisors, LLC, as Special Servicer

34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.1)

34.10 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.2)

34.11 Wilmington Trust, National Association, as Trustee of the Hilton Houston Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)

34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.4)

34.13 Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.5)

34.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.6)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.7)

34.16 National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.8)

34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.18 Rialto Capital Advisors, LLC, as Special Servicer of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)

34.19 Wilmington Trust, National Association, as Trustee of the Florida Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.21 Wells Fargo Bank, National Association, as Custodian of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)

34.24 National Tax Search, LLC, as Servicing Function Participant of the Florida Multifamily Portfolio Mortgage Loan (see Exhibit 34.8)

34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.1)

34.26 LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan

34.27 Wilmington Trust, National Association, as Trustee of the Wilton Commercial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.4)

34.29 Wells Fargo Bank, National Association, as Custodian of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.5)

34.30 Park Bridge Lender Services LLC, as Operating Advisor of the Wilton Commercial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.7)

34.32 National Tax Search, LLC, as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.8)

34.33 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 34.1)

34.34 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan

34.35 Wilmington Trust, National Association, as Trustee of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 34.4)

34.37 Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 34.5)

34.38 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 34.6)

34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.7)

34.40 National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.8)

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

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan

35.11 LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan

35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan

35.14 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of November 24, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 under Commission File No. 333-190246-10 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of November 24, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Ladder Capital Finance LLC, as Seller, and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 under Commission File No. 333-190246-10 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of November 24, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 under Commission File No. 333-190246-10 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of November 24, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Starwood Mortgage Funding II LLC, as Seller, and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 under Commission File No. 333-190246-10 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of November 24, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Redwood Commercial Mortgage Corporation, as Seller, and Redwood Trust, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 under Commission File No. 333-190246-10 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of November 24, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Column Financial, Inc., as Seller (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on November 24, 2014 under Commission File No. 333-190246-10 and incorporated by reference herein)