Form 10-K
period 2018-12-31
JPMBB Commercial Mortgage Securities Trust 2014-C25
filed 2019-03-22
CIK 1622413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(212) 834-5467

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

EXPLANATORY NOTES

The Hilton Houston Post Oak Mortgage Loan, which constituted approximately 3.8% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Hilton Houston Post Oak Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Hilton Houston Post Oak Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, is subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination. The Florida Multifamily Portfolio Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Grapevine Mills Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

CWCapital Asset Management LLC was the special servicer of the Grapevine Mills Mortgage Loan, which constituted approximately 6.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Grapevine Mills Mortgage Loan from January 1, 2018 to July 4, 2018. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, CWCapital Asset Management LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

With respect to the pari passu loan combinations that includes the Wilton Commercial Portfolio Mortgage Loan and the Grapevine Mills Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Park Bridge Lender Services LLC as operating advisor of the Wilton Commercial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the Grapevine Mills Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above and (ii) the servicer compliance statement of CWCapital Asset Management LLC as special servicer of the Grapevine Mills Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statement of CWCapital Asset Management LLC as special servicer of the Grapevine Mills Mortgage Loan on and after July 5, 2018 to December 31, 2018, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

1122(d)(2)(vii): “Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.”

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date.  In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

Report on Assessment of Compliance with Applicable Servicing Criteria Not Included

For the reasons discussed in the Explanatory Notes above, CWCAM is not a party performing activities that address servicing criteria relating to 5% or more of the assets of the issuing entity.  Therefore, the report of assessment of compliance with applicable servicing criteria for CWCAM has not been included as an exhibit to this Annual Report on Form 10-K.

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

33.16       National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.8)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.1)

33.18       LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan

33.19       Wilmington Trust, National Association, as Trustee of the Wilton Commercial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.4)

33.21       Wells Fargo Bank, National Association, as Custodian of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.5)

33.22       Park Bridge Lender Services LLC, as Operating Advisor of the Wilton Commercial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.7)

33.24       National Tax Search, LLC, as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 33.8)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 33.1)

33.26       CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan prior to July 5, 2018 (Omitted. See Explanatory Notes.)

33.27       Rialto Capital Advisors, LLC, as Special Servicer of the Grapevine Mills Mortgage Loan on and after July 5, 2018 (see Exhibit 33.2)

33.28       Wilmington Trust, National Association, as Trustee of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 33.4)

33.30       Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 33.5)

33.31       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 33.6)

33.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.7)

33.33       National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.8)

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

34.16       National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.8)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.1)

34.18       LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan

34.19       Wilmington Trust, National Association, as Trustee of the Wilton Commercial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.4)

34.21       Wells Fargo Bank, National Association, as Custodian of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.5)

34.22       Park Bridge Lender Services LLC, as Operating Advisor of the Wilton Commercial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.7)

34.24       National Tax Search, LLC, as Servicing Function Participant of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 34.8)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 34.1)

34.26       CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan prior to July 5, 2018 (Omitted. See Explanatory Notes.)

34.27       Rialto Capital Advisors, LLC, as Special Servicer of the Grapevine Mills Mortgage Loan on and after July 5, 2018 (see Exhibit 34.2)

34.28       Wilmington Trust, National Association, as Trustee of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 34.4)

34.30       Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 34.5)

34.31       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 34.6)

34.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.7)

34.33       National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.8)

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

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 35.1)

35.5         Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 35.3)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Wilton Commercial Portfolio Mortgage Loan

35.8         LNR Partners, LLC, as Special Servicer of the Wilton Commercial Portfolio Mortgage Loan

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Wilton Commercial Portfolio Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan

35.11       CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan prior to July 5, 2018 (Omitted. See Explanatory Notes.)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Grapevine Mills Mortgage Loan on and after July 5, 2018

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 35.3)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 21, 2019